Form 10KSB
period 2003-12-31
NEW WAVE WINDMILLS CORP
filed 2004-04-14
CIK 1268897

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-50452

                            NEW WAVE WINDMILLS, INC.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

        Ontario-Canada                                       NA
--------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

          121 South Gordon Road Navarro Isle, Ft. Lauderdale, FL 33310
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code


Registrant's Telephone Number, Include Area Code: (954) 581-4260

Securities Registered Pursuant to Section 12(b) of the Act:
-------------------------- -------------------------------------------------

   Title of Each Class            Name of Each Exchange on Which Registered
           None                                     None
-------------------------- -------------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $4,777,641.

         The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of March 31, 2004 was 20,000,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2004, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $6,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Transitional Small Business Disclosure Format:    Yes      No   X
                                                            -----   ------

                                TABLE OF CONTENTS

                                                                            Page

PART I

         Item 1.  Description of Business.....................................3
         Item 2.  Description of Properties...................................8
         Item 3.  Legal Proceedings 8..........................................
         Item 4.  Submission of Matters to a Vote
                  of Security Holders.........................................9

PART II

         Item 5.  Market for Common Equity and
                  Related Stockholder Matters.................................9
         Item 6.  Management's Discussion and Analysis or Plan of Operation..10
         Item 7.  Financial Statements.......................................12
         Item 8.  Changes in and Disagreements with Accountants..............28
         Item 8A. Control and Procedures.....................................28

PART III

         Item 9.  Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act..........................28
         Item 10. Executive Compensation.....................................28
         Item 11. Security Ownership of Certain Beneficial
                  Owners and Management......................................29
         Item 12. Certain Relationships and Related Transactions.............29
         Item 13. Exhibits and Reports of Form 8-k...........................30
         Item 14. Principal Accountants Fees & Services......................30

                  Signatures.................................................30
                  Certifications.............................................32

                                     PART I
Item 1.  Description of Business

The Company was incorporated under the laws of the Province of Ontario, Canada on September 19, 2002 under the name of New Wave Windmills, Inc., and became a wholly-owned subsidiary of First Canadian American Holding Corporation ("First Canadian"). On June 30, 2003, the Company was spun-off from First Canadian and its shares were distributed to the shareholders of First Canadian. Following the spin-off, the Company began discussions with Global Airline Services, Inc. ("Global") of Fort Lauderdale, Florida concerning a possible acquisition. The purpose of the acquisition was to enable Global to have access to capital markets. Prior to the acquisition there was no relationship between New Wave and Global, nor was any business conducted between them. On October 1, 2003, the Company acquired all of the issued and outstanding shares of Global in exchange for 14,000,000 shares of the Company's common stock. In anticipation of this acquisition, the Company's shareholders voted to approve a change in the Company's name to Air Charter Express, Inc. and a change in the Company's domicile from the Province of Ontario to the State of Nevada. The implementation of this resolution is awaiting final approval from the Ontario Ministry of Consumer and Business Services, which is currently processing the request. The Ministry is obligated to insure that Ontario residents are not adversely affected by such a re-domiciling. Upon final approval by the Ministry the Company will re-domicile to Nevada and change its name to Air Charter Express, Inc.

The shareholders of the Company approved a change in the Company's name for several reasons. First, Ontario law requires that a majority of an Ontario Company's directors be Canadian citizens or residents. All of the Company's nominees for director are United States citizens and residents and therefore could not serve in that capacity if the Company remained domiciled in Ontario. Second, being domiciled in Canada could subject the Company to tax liability in Canada, where rates are higher than in the United States. Third, because of certain corporate reporting rules in Ontario, the administrative cost to the Company is greater than if it were domiciled in Nevada.

Global Airline Services, Inc. was incorporated under the laws of the State of Delaware on December 19, 1996. Global's principal business is providing charter aviation brokerage services principally in the college athletic charter market. In addition, Global operates ethnic travel flights to the Dominican Republic, Puerto Rico and Trinidad. Global plans on expanding its ethnic services to Haiti, Guatemala, Venezuela, and Guyana in the near term.

Our Principal Services and their Markets

Global Airline Services, Inc. is an aircraft leasing and brokerage company that specializes in providing reliable and quality air charter services for its clients. Our principal base of operations is in Ft. Lauderdale, Florida.

We primarily cater to groups of travelers that are looking for an alternative to commercial air travel. In order to do this, we lease unused capacity of commercial air carriers for a specific period, and the lease includes provisions these carriers for crew, insurance coverage and maintenance and fuel.

Global is not a commercial air carrier. We do not bear the fixed costs of owning or leasing airplanes. Global pays a flat rate to the airline carrier it uses that incorporates the cost of the aircraft, fuel, maintenance, crews and insurance. Global then arranges and pays for the ground handling, airport fees, and catering. Under this arrangement Global only pays for the aircraft for the specific dates it needs the airplane, and does not face the fixed costs of ownership or a monthly lease payment when the aircraft is not in use.

When we receive a request for a charter quote, we contact our air charter vendors in order to obtain availability and cost of a specific trip. Global then receives a precise price to accommodate the trip. To this price we add our commission, typically ten percent (10%), and quote the gross rate for our service to our client. Once our client pays fully in advance, we enter into a firm commitment with our air charter vendor, thereby eliminating any receivables from customers as well as the risk of collections of such receivables.

Our lease contracts with our airline vendors entail the lease of a particular aircraft, and it typically includes the vendor's crew, insurance coverage, and maintenance. The lease may entail services being provided for a single day, such as a one-day Washington, D.C. visit by a school group; it may be for a whole season, such as August through November during college football season; or it may entail each day of the week for up to six months, such as a large tour operator serving the Caribbean tourist industry from December through May of each year.

This arrangement allows us to be unique in meeting the various needs of our air travel clients. Unlike commercial airlines that have a limited number of large aircraft models in service, we are able to provide different aircraft of various sizes from our numerous air carrier vendors. This benefits our travel group customers because we are able to meet our customers' specific travel needs by match the aircraft size with the size of our customer's travel group.

The percentage breakdown of our total year 2003 revenues by segment is as follows:

a. College / University Travel: 40% b. Casino Travel: 25% c. Tour Group Travel:
20% d. Ethnic Travel: 10% e. Miscellaneous: 5%

The College Athletic Charter Market

There are approximately 110 colleges that participate in division 1-A football and another 40 colleges that participate in division 2-A football that have the ability or necessity to charter aircraft to transport their players, coaches, and related personnel to away football games. Currently, the Company arranges for air transportation for approximately thirty of these schools, providing a dependable client base for the Company. The Company also has contracts with other colleges and universities for the transportation of men and/or women's basketball teams, bringing the total number of colleges and universities served to approximately fifty-five. The Company also arranges for charter service to fly alumni to bowl games at the end of the season.

By hiring personnel, the Company believes that it will have the capability to handle the entire air travel program for colleges and universities, and not just their sports teams. The Company also plans on expanding the services by providing a complete travel solution that would include hotels, ground transportation, catering and other ground services.

Many of the travel arrangements undertaken by Global are the results of arrangements signed, or bids accepted often 4 to 6 months in advance of the travel date, so revenues can be forecast with reasonable certainty.

By having a reasonable state of predictable revenue stream and not having the large fixed cost of owning the aircraft, the Company will be able to expand its operations with limited additional resources.

The Ethnic Charter Market

Scheduled airlines do not have the capacity to handle the spikes in airline traffic during peak ethnic travel periods such as Christmas or during festivals. For example, an airline may have ten flights a week to Brazil, but during Carnival season, there may be a need for fifty flights per week. Charter airlines and chartered aircraft fill that need. When all the differing ethnic markets and related holidays and observances are considered, we believe that our company can benefit from the ethnic charter airline market. With additional capital, Global also intends to develop this market.

Package Tours

Global also arranges charter air services for various package tours, particularly the high end of the package tour market. These services generally coincide with school holidays such as Christmas or Spring break. Although this is a relatively small segment of our business, it has been highly profitable and continues to grow as more tour operators become familiar with our service.

The "high end of the package tour market" are those package tours sold to destinations that have normally higher hotel and ground (i.e., ski, snorkeling, etc.) accommodation costs. The marketing of these services is directly to the travel agents with specific flyers, and participation in travel / trade shows that feature these destinations. No contractual relationships currently exist for these services.

Business Development

There are five markets that the Company has targeted to expand its operations. They are the following:

.. High End package tour market . Ethnic markets . Colleges and Universities . Casino Markets . Power by the hour

High End Package Tour Market

Although the Company has operations in the market, its market penetration has been minimal. Many tour operators do not have sufficient sales of any package tours to fill an aircraft. Accordingly, they often book their tour group on a scheduled airline. By being able to put groups from several tour operators on a single flight to a common destination, or destinations in the same general vicinity (e.g. Aspen and Park City), the Company is able to provide chartered aircraft to a tour operator at a reduced price.

Ethnic Markets

The Company presently provides air charters to the Dominican Republic, Puerto Rico, and Trinidad, principally during the Christmas holidays, Carnival (Mardi
Gras) and summer vacation. With additional capital and personnel, the Company will be able to provide the same service to the Haiti, Guatemala, Venezuela, and Guyana, and later to areas in the Pacific.

Colleges and Universities

While we currently serve a number of Colleges and Universities, our penetration of this market has only been nominal. With additional capital and personnel, we will be able to call on additional institutions and get on their bid lists. Furthermore, with additional personnel, we will be able to provide a complete package of services, including hotels, ground transportation and meals, and provide services for college and university travel needs other than just those for the sports teams.

Casino Markets

The Company has just begun to develop the casino market. This market is for casinos in cities other than Las Vegas where air service is limited. By working with casino owners and operators in secondary cities with limited air service, the Company hopes to develop a new market for charter airline services. The Company believes that demand for charter airline service is stable as it is not seasonal, and a significant number of casinos are located where scheduled air services are limited.


Power by the Hour

Power by the hour is where an aircraft is leased on a medium term basis, such as a three-month period, with a minimum usage quarterly as opposed to the chartering of an aircraft for a single round trip. Under such an arrangement, the Company would have scheduling control of the aircraft but would operate under someone else's "Certificate of Public Convenience and necessity." (a license to operate air services) This would provide the Company with aircraft availability scheduling, flexibility, particularly for charters needed on a short notice basis, and reduce the overall cost. This option, however, would only be available if the Company is able to raise additional capital to guarantee performance under such a contract.

Contingent upon us receiving appropriate levels of funding, we intend to expand our operations beginning in the current year. Following are the projected costs of expansion and funding anticipated during the years 2004, 2005 and 2006:

                            2004          2005              2006
                         ------------------------------------------
Cost                     $ 420,000     $ 600,000       $   800,000
Funding Anticipated      $ 500,000     $ 750,000       $ 1,000,000

There is no guarantee that we will be able to raise additional funds, and presently, no preliminary agreements or understandings are in place for such funding.

Employees

The Company has two employees, both of whom work for us on a full-time basis. The Company also hires contract labor as the need arises.

Competition

There are approximately 12-15 companies in the United States that compete in the various markets where Global solicits business. Among these competitors we believe we are in the top five in annual revenues. We base this belief on discussions we have had with other companies, and an understanding of their market penetration.

Our principal competitors include:

.. Charter Services International - Albuquerque, NM . Air Denver Group - Denver, Co. . Air Charter Team - Kansas City Mo. . Air Planning - Massachusetts
..  Flightserve - Atlanta, GA
..  Group Desk of Scheduled Airlines

Although these companies compete in our market, we do not face widespread competition because of our unique niche in the air travel services industry. Charter airlines typically do not have focus their sales and marketing efforts to sell their product directly, but rather rely on companies such as ourselves to sell their services.

The primary method of competition is through the bid process often employed by the purchasing departments of various universities, or by companies or casinos that may be soliciting competitive bids for a charter flight.

Moreover, most charter brokerage firms only arrange the aircraft for their client, and unlike us, do not participate in the aircraft scheduling, ground services, and related catering services. These additional services provide Global more contact and exposure to our clients. Furthermore, by securing a designated aircraft for a finite period, we can work closely with our clients to design air charter programs that best meet their scheduling needs. With these advantages, and with a strong market position, we believe we are postured to become a major player in this niche of the air travel industry.

Marketing

We believe there is a large and growing list of travel groups that require charter flights in order to satisfy their travel needs. These include:

-        Sports teams (college, pro, and youth groups);
-        High school groups (bands, cheerleaders, civic/senior class trips);
-        Cruise ship connections;
-        Casino trips;
-        Seasonal vacation packages;
-        Fan trips (bowl games, super bowl, etc.);
-        Corporate incentive groups; and
-        Corporate sales meetings.

Global markets its services to these various groups, and offers to provide charter air transportation with an aircraft that meets the size of the group's needs. This may be as small as a 30 seat Brazilia turbo-prop airplane for a college volleyball team, or a 380 seat DC-10 aircraft for a college band or a fan group planning to attend a bowl game out of town.

We market our services through a number of sources, including the following:

Bid Responses - Global is registered with the procurement offices and / or athletic departments of all major United States universities. As bids become published for air service, we respond to these bids on a timely and effective basis.

Informal Collegiate Marketing - Global actively participates in the National Collegiate Director Conference, the Sports Marketing Forum, and other similar conferences in order to market its services and to communicate with potential customers.

Datamark - On a monthly basis, Global distributes via facsimile a flyer outlining the services we offer to over 12,000 travel agents. These flyers solicit travel bids for all customer group sizes. As a result, the travel agents are able to effectively assist their customers' travel needs with our flexible services.

Advertisements - We place our advertisements in various media, including sports business journals and air charter publications.

Geographically, our marketing efforts focus on the North American and Caribbean markets, and include travel flights to the Dominican Republic, Puerto Rico and Trinidad. These are currently the regions in which we are able to provide our services.

Global intends to increase its marketing presence contingent upon availability of additional resources. We plan to (a) hire full-time sales personnel, (b) increase high visibility sponsorship at major travel conventions, (c) purchase more advertising in travel agent publications and travel sports journals, and
(d) distribute more frequently our company materials to the travel press.

Principal Suppliers

Global's utilizes a diverse group of charter airline companies and aircraft in order to provide our services to the customer. These include:

Flightserv / Pace Airlines - This supplier is based in Winston-Salem, North Carolina. We have under lease from Flightserv / Pace Airlines a 162-seat McDonnell Douglas series MD-82 aircraft, and a 118-seat Boeing series 737-200 aircraft. We utilize each aircraft approximately 60-80 hours per month. We pay a flat rate of $3,850 per block hour for the lease of Flightserv's 162-seat McDonnell Douglas series MD-82 aircraft, and a flat rate of $3,650 per block hour for the lease of Flightserv's 118-seat Boeing series 737-200 aircraft.

Planet Airways - We frequently utilize Planet Airways' 173-seat Boeing series 737-200 aircraft. Because of its relatively large size, we are able to accommodate large college football teams, fan groups, and large tour operator programs. The aircraft has a four-hour flying range, and can operate trips from the United States to the southern Caribbean. Because of its larger size and range, we pay $4,500 per block hour for this aircraft. We utilize this aircraft approximately 300 hours a year.

Scott Aviation - Scott Aviation has a fleet of Boeing series DC-9 aircraft configured with approximately 42-44 first class seats per aircraft. This seating arrangement is highly sought after by college basketball teams.

ATA / Champion Air / TransMeridian / Falcon Air / Miami Air - This group of air carriers all provide aircraft for lease to Global at various times during the year based on ad hoc needs of our customers. The prices vary from $5,000 - $6,000 per hour. Aircraft leased are configured in the 170- to 350-seat layout, and consist of Boeing's series 737-600 and series 727-200, and Lockheed Martin's L-1011 aircraft.

Some of our other suppliers are Sunworld Airlines, Falcon Airlines, Casino Express, and Hooters Air.

Generally, Global's leases for aircraft are on a `CAMI' or `CAMIF' basis, which are industry terms referring to a lease of an aircraft that includes `Crew, Aircraft, Maintenance, and Insurance', or `Crew, Aircraft, Maintenance, Insurance and Fuel', accompanying the aircraft. Not included as part of these types of leases are airport fees, handling, catering, and taxes, and the coordination and payment of these items is our responsibility.

Governmental Regulations

The primary governmental authority to operate charter flights is held by the airlines that Global contracts with. The only governmental approvals often sought by Global are United States Customs and Immigrations approval in order to clear an international flight coming into the United States, and the approval of the paperwork forwarded by the air carrier, and tour operator to the United States Department of Transportation on a public charter flight. Of recent date, approval is sometimes required by the Transportation Security Administration if security clearance may be needed during non-working hours (i.e., a late returning football team). Additionally, there is limited impact of any existing or pending governmental regulations on our business.

It May be Difficult to Serve Us with Legal Process or Enforce Judgments Against Us or Our Management.

We are a Canadian company. In addition, one of our directors is a non-residents of the United States, and all or substantial portions of the assets of such individuals are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of Canada would enforce:

- judgements of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or

- in original actions brought in Canada, for liabilities against us or non-residents based upon the securities laws of the United States or any state.

In addition, it may be difficult for investors to enforce in the United States judgements obtained in United States courts based on the civil liability provisions of the United States federal securities laws against us or any of our non United States executive officer. Therefore, investors may have limited ability to redress any losses caused from a violation of United States Security Rules.

We are a foreign private issuer within the meaning of the rules under the Securities and Exchange Act of 1934, as amended ("Exchange Act"). As such, we are not subject to certain provisions applicable to United States public companies, including:

- the rules under the Exchange Act requiring the filing with the Securities & Exchange Commission of quarterly reports on Form 10-Q or current reports on Form 8-K;

- the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act; and

- the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and establishing insider liability for profits realized from any "short-swing' trading transaction.

Because of these exemptions, investors are not provided the same information that is generally available concerning public companies organized in the United States and therefore, may not be able to make as informed investment decisions as that for the purchase of securities of a United States Public Company.

Item 2.  Description of Property

The company does not own any property. It leases its office space under a monthly lease from the principal shareholder, Harold J. Pareti, which space is located at the personal residence of such principal shareholder. Rental expense for the years ended December 31, 2001 and 2002 were $33,045 and $45,332, respectively. Monthly rental expense is $3,500. There is no written lease agreement.


Item 3. Legal Proceedings

There are currently two lawsuits pending involving the Company.

1. Champion Tours & Events Inc. v. American Cruises and Charter, Inc. and Global Airline Services, Inc.

     This is a lawsuit that was filed against the Company in March 2003 in the Circuit Court of Orange County Florida, alleging breach of contract for failure to provide charter services as required. The real dispute in this case is between, Champion Tours and American Cruises and Charters. The Company was not paid in full for the charter flights by American Cruises and Charter and therefore did not provide the charter flights. On October 3, 2003, the parties reached an agreement to dismiss this suit with each party paying its own costs and legal expenses, and on October 22, 2003, the parties filed an agreed Joint Stipulation of Dismissal with Prejudice in order to dismiss the case.

2.   Sky Trek International Airlines v. Global Airline Services, Inc.
     This suit was originally filed in 2000 in Circuit Court of Broward County Florida by the Bankruptcy Trustee of Sky Trek seeking damages for breach of contract. The case has been ordered to mediation and is currently not active. On January 23, 2004, the parties reached an agreement in mediation, and agreed that Global will pay Sky Trek International Airlines $35,000 as follows - $5,000 on or before February 23, 2004, $12,500 on or before March 23, 2004, and $17,500 on or before May 3, 2004. The agreement further states that in the event that Global is late in making any payment after request fails to cure late payment within seven days, Sky Trek International Airlines shall be entitled to judgment against Global in the amount of $288,394.

Additionally, in year 2000, a tour company filed suit for a claim of loss in a Texas court against Global. The company obtained a judgment against Global in Tarrant County, Texas for approximately $190,000. The tour company subsequently filed two motions in Florida in an attempt to domesticate their judgment for purposes of execution. Florida judges denied both motions. We were not aware of any legal action against it until it was notified by the Florida courts of the attempt to domesticate the judgment. Global filed an action to contest the validity of the judgment pursuant to Florida Statute 55.509. We have taken no further action in this matter.


Item 4.  Submission Of Matters To A Vote Of Security Holders

         On October 14, 2003, the Company's shareholders voted to approve a change in the Company's domicile from the Province of Ontario, Canada to the State of Nevada and once effected to change the Company's name to Air Charter Express, Inc. The implementation of the resolution changing the Company's domicile is awaiting final approval from the Ontario Ministry of Consumer and Business Services. The Ministry is obligated to insure that Ontario residents are not adversely effected by such a re-domiciling. The Company anticipates approval within the next sixty days.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Although common shares of the company are traded, they are quoted in the pink sheets and have only nominal trading activity. Following this amendment to Form 10-SB, we will file a Form 211 with the NASD to have our shares quoted on the OTC:BB. As of January 30, 2004, the closing bid price of the common stock was $1.00 per share. Our shares trade under the symbol "NWWIF".

There are no outstanding options or warrants to purchase, or securities convertible into, common shares of the company.

Of the 20,000,000 outstanding shares of the Company, 5,169,000 shares are freely tradable and 14,831,000 were issued pursuant to exemptions from registration under the Securities Act of 1933 (the "Act"). All such shares constitute restricted securities as that turn is defined by Rule 144 of the Act and will bear appropriate legends restricting transferability.

Restricted securities may not be sold except pursuant to an effective registration statement filed by the Company or an applicable exemption from registration, including an exemption under Rule 144 promulgated under the Act. In general, under Rule 144 all persons (or persons whose shares are required to be aggregated) who have beneficially owned restricted shares for at lease one year and persons who are affiliates of the Company, would be entitled to sell in the open market within any three month period, a number of shares that does not exceed the greater of (i) one percent (1%) of the then outstanding shares of the Company common stock; or (ii) the average weekly trading volume of common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain provisions relating to manner of sale, notice requirements and availability of current public information about the Company. Persons who are not, and/or in the preceding three months have not been, affiliates of the company and who have held their restricted shares for at least two years are entitled to sell their shares under Rule 144 without regard to any of the foregoing provisions.

As our common stock is expected to trade on the over-the-counter electronic bulletin board or on the Pink Sheets, it is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as "penny stock". A penny stock is generally defined as any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales requirements on broker-dealers who sell penny stocks to persons other than established customers and "accredited investors". An accredited investor is generally defined as an investor with a net worth is in excess of $1,000,000, or an annual income exceeding $220,000 individually or $300,000 together with a spouse.

Pursuant to Rule 15g-9 of the Securities Exchange Act of 1934, for these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotation for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens impose upon broker-dealers by such requirements could, in the event the common stock were deemed penny stock, discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of the common stock.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

No market exists for our securities and there is no assurance that a regular market will develop or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

There are approximately 1,050 shareholders of the company's common stock, including those who hold their shares in street name.

The transfer agent for our common stock is Holladay Stock Transfer, Inc., 2939 North 67th Place, Scottsdale, Arizona 85251, telephone number (480) 481-3840.

We have voluntarily elected to file this Registration Statement and become a fully reporting company in order to increase our visibility, to provide increased information to our shareholders, and to make us eligible to have our shares traded on the OTC:BB or an exchange in the future.


Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Our current operations are conducted through our wholly-owned subsidiary, Global Airlines,Inc. ("Global"). Global is an aircraft leasing and brokerage company that specializes in providing air charter services, principally in the collage athlete markets.

Year-ended December 31, 2003 compared to Year ended December 31, 2002

Travel Fees - Travel fees for the year ended December 31, 2003 increased by $15,497 or 0.3% to $4,777,641 from $4,762,144 for the year ended December 31,
2002. Although travel fees were essentially flat for the year, there was a substantial increase in business during the second half of the year. Revenues fort the first six months of the year were negatively impacted by the outbreak of SARS, the Iraq war and bad weather in the Northeast.

Cost of Revenue. Cost of revenue for the year ended December 31, 2003 increased by $385,638 or 9.6% to $4,407,624 from $4,021,986 for the year ended December 31, 2002. The increase in the cost of revenue is attributed to a substantial increase in the price of jet fuel which the company has been unable to pass on to its customers. Because of this, cost of revenue as percent of revenue increased to 92.25% for the year ended December 31, 2003 from 84.46% for the year ended December 31, 2002.

General and Administrative Expenses - General and administrative expenses decreased by $66,384 or 14.2% to $399,945 for the year ended December 31, 2003 from $466,329 for the year ended December 31, 2002. This decrease resulted from a decrease in payroll expenses of $32,712, a decrease on customer service expense of $27,500 a decrease in interest expense of $2,787, a decrease in rental expenses of $2,547 and a decrease in professional fees of $22,894 which were partially offset by an increase in insurance expense of $18,095 and an increase in miscellaneous expenses of $3,961.

Other Income. Other income decreased by $6,448 or 84.1% to $1,216 for the year ended December 31, 2003 from $7,664 for the year ended December 31, 2002. All of the other income for the year ended December 31, 2003 were from interest income, while all of the other income for the year the year ended December 31, 2002 was from the foregiveness of indebtedness.

Income Taxes. Because of the net operating loss for the year ended December 31, 2003, there was no provision for income taxes. For the year ended December 31, 2002, the Company provided net deferred taxes of $96,600.

Liquidity and Capital Resources

As of December 31, 2003, the Company had cash and cash equivalents of $7,748 and a deficit in working capital of$77,121. This compares with cash and cash equivalents of $5,082 and a deficit in working capital of $362,146 as of December 31, 2002.

For the year ended December 31, 2003, the Company used $245,846 in operating activities. This compares with the Company providing $212,147 for the year ended December 31, 2002. The principal reason for this decline was a decrease in $213,605 and change in the current accounts, principally a reduction in deposits of $174,785 and an increase in accounts payable of $87,348.

For the year ended December 31, 2003 the Company had no cash flows from investing activities. This compares with $159 for the year ended December 31, 2002, all of which was for the purchase of equipment.

For the year ended December 31, 2003, the Company had $248,512 provided by financing activities. This compares with $220,210 used in financing activities for the year ended December 31, 2002. For the year ended December 31, 2003, the Company received $124,785 from the sale of shares, $50,000 from borrowings and $257,740 from the conversion of a shareholder note which was partially offset by the repayment of loans totaling $184,013. For the year ended December 31, 2002 there were $40,000 of proceeds from borrowings but an outflow of $260,710 for the repayment of loans.

Historically, the Company has financed its operations from earnings and borrowings from its principals shareholders. While such sources of capital have kept the Company operational, it has significantly hindered its ability to grow. Therefore, unless the Company is able to sell its shares to raise capital, or obtain third party borrowing sources, it will be unable to fully implement its business plan, although it will have sufficient capital for its operations for the next twelve months.

Item 7. Financial Statements

TABLE OF CONTENTS

                                                                            Page

INDEPENDENT ACCOUNTANTS' REPORT                                              13

FINANCIAL STATEMENTS
         Consolidated Balance Sheets                                         14
         Consolidated Statements of Income                                   15
         Consolidated Statements of Changes in Stockholders' Equity          16
         Consolidated Statements of Cash Flows                               17
         Notes to Consolidated Financial Statements                          19

                        WIESENECK, ANDRES & COMPANY, P.A.

                          Certified Public Accountants
                          772 U.S. Highway 1, Suite 100
                         North Palm Beach, Florida 33408
                                 (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                             FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.

*Regulated by the State of Florida



INDEPENDENT AUDITORS' REPORT

The Board of Directors
New Wave Windmills, Inc.
Ft. Lauderdale, Florida  33301

We have audited the accompanying consolidated balance sheets of New Wave Windmills, Inc. (an Ontario, Canada corporation) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Wave Windmills, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                          /s/ Wieseneck, Andres & Company, P.A.



March 30, 2004

NEW WAVE WINDMILLS, INC
CONSOLIDATED BALANCE SHEETS
For the years ended December 31, 2003 and 2002


                                                    ASSETS
                                                                               2003              2002
                                                                           --------------    -------------

Current Assets

      Cash                                                                 $  7,748           $ 5,082

      Accounts receivable                                                    87,348                 -

      Tax refund claim                                                       11,788            31,754

      Deposit                                                               174,785                 -

      Deferred tax asset                                                     46,200            45,200
                                                                           --------------    -------------


          Total Current Assets                                              327,869            82,036
                                                                           --------------    -------------

Property and Equipment, net of accumulated depreciation

      of $4,416 and $3,400                                                    1,605             2,621
                                                                           --------------    -------------

Other Assets

      Goodwill                                                              623,159           623,159
                                                                           --------------    -------------

             Total Assets                                                  $952,633         $ 707,816
                                                                           ==============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

      Accounts payable                                                     $ 24,192         $  48,840

      Current income tax payable                                                  -            12,860
      Loans payable stockholders                                             53,059           144,093
      Current portion of loans payable                                      233,319           229,783
      Current portion of notes payable                                       94,420             8,606
                                                                           ---------    --------------

          Total Current Liabilities                                         404,990           444,182
                                                                           ---------    --------------


Long-Term Debt, less current portion                                              -             6,881
                                                                           --------------    -------------


          Total Liabilities                                                 404,990           451,063
                                                                           --------------    -------------

Contingencies

Stockholders' Equity
      Common stock, no par value, unlimited shares of common stock,
          19,984,930 shares issued and outstanding                          699,785           550,000
      Retained earnings (deficit)                                          (152,142)         (293,247)
                                                                       --------------    --------------

             Total Stockholders' Equity                                     547,643           256,753
                                                                       --------------    --------------

                 Total Liabilities and Stockholders' Equity             $   952,633       $   707,816
                                                                       ==============    ==============



See accompanying summary of accounting policies and notes to financial statements.

NEW WAVE WINDMILLS, INC CONSOLIDATED STATEMENTS OF CASH FLOW For the years ended December 31, 2003 and 2002


                                                                               2003              2002
                                                                           --------------    --------------

Cash Flows from Operating Activities
      Cash received from customers                                           $ 4,690,293        $4,762,144

      Interest income                                                              1,216                 -

      Refund of income taxes                                                      19,966                 -
      Cash paid to employees and other providers of goods and
          services                                                           (4,923,368)       (4,483,142)
      Income taxes paid                                                         (12,860)          (24,000)
      Interest paid                                                             (21,093)          (42,855)
                                                                           --------------    --------------

          Net Cash Flows Provided by (Used in) Operating Activities            (245,846)           212,147
                                                                           --------------    --------------

Cash Flows From Investing Activities

      Purchase of equipment                                                            -             (159)
                                                                           --------------    --------------

Cash Flows From Financing Activities

      Sale of common stock                                                       124,785                 -

      Proceeds from new borrowings                                                50,000            40,500

      Repayment of notes and loans payable                                       (7,123)         (115,337)
      Repayment of stockholder loans                                           (176,890)         (145,373)

      Proceeds from stockholder loans                                            257,740                 -
                                                                           --------------    --------------

          Net Cash Flows Provided by (Used in) Financing Activities              248,512         (220,210)
                                                                           --------------    --------------

Net Increase (Decrease) in Cash                                                    2,666           (8,222)

Cash and Cash Equivalents at Beginning of Year                                     5,082            13,304
                                                                           --------------    --------------


Cash and Cash Equivalents at End of Year                                         $ 7,748      $      5,082
                                                                           ==============    ==============


See accompanying summary of accounting policies and notes to financial statements.

NEW WAVE WINDMILLS, INC CONSOLIDATED STATEMENTS OF CASH FLOW For the years ended December 31, 2003 and 2002


                                                                               2003              2002
                                                                           -------------    -------------

Reconciliation of Net Income (Loss) to Net Cash Flows Provided by (Used in) Operating Activities:

Net Income (Loss)                                                          $ (28,712)        $ 184,893
Add items not requiring outlay of cash:

      Depreciation                                                              1,064            1,563

      Legal Settlement                                                         35,000                -

      Consulting                                                               25,000                -
Cash was increased by:

      Decrease in tax refund claim                                             19,966                -

      Decrease in deferred tax asset, net                                           -           96,600

      Increase in accrued interest payable                                      1,477                -
Cash was decreased by:

      Increase in accounts receivable                                        (87,348)                -

      Increase in deposits                                                  (174,785)                -

      Decrease in accounts payable                                           (24,648)          (21,247)

      Decrease in accrued interest payable                                         -           (25,662)

      Decrease in income taxes payable                                       (12,860)          (24,000)
                                                                        --------------   --------------

          Net Cash Flows Provided by (Used in) Operating Activities       $ (245,846)        $ 212,147
                                                                        ==============   ==============

Supplemental Information - Non-cash Transactions
      Reduction of debt by the transfer of equipment from a related
      company                                                             $        -         $     810
                                                                        --------------    --------------
      Acquisition of equipment, net of depreciation, from a related
      company                                                             $         -        $     810
                                                                        --------------    --------------
      Reduction of stockholder loan payable                               $   169,817        $       -

                                                                         --------------    --------------
      Increase in common stock                                            $   169,817        $       -

                                                                         --------------    --------------
      Payment of consulting expense by issuance of common stock           $    25,000        $       -

                                                                           --------------    --------------
      Increase in common stock                                            $    25,000        $       -

                                                                           --------------    --------------
      Reduction of debt through restructuring                             $         -        $   7,664
                                                                           --------------    --------------

See accompanying summary of accounting policies and notes to financial statements.

NEW WAVE WINDMILLS, INC
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2003 and 2002



                                                         2003                 2002
                                                    ----------------     ----------------




Travel Fees                                          $     4,777,641        $  4,762,144

Cost of Revenue                                           4,407,624            4,021,986
                                                    ----------------     ----------------

           Gross Profit                                     370,017              740,158
                                                    ----------------     ----------------

General and Administrative

       Payroll and payroll benefits                         118,047             150,759

       Insurance                                             42,314              24,219

       Customer service                                           -              27,500

       Interest                                              22,570              25,357

       Rent                                                  42,785              45,332

       Professional fees                                     25,773              48,667

       Other                                                148,456             144,495
                                                    ----------------     ----------------


               Total General and Administrative             399,945             466,329
                                                    ----------------     ----------------

Income (Loss) Before Income Taxes                          (29,928)             273,829
                                                    ----------------     ----------------

Other Income

       Interest income                                        1,216                  -

       Forgiveness of debt                                        -              7,664
                                                    ----------------     ----------------


Income (Loss) Before Income Taxes                           (28,712)           281,493
                                                    ----------------     ----------------

       Income Taxes

           Deferred tax benefit                                   -                400

           Deferred taxes                                         -            (97,000)
                                                    ----------------     ----------------

                                                         $  (28,712)       $   184,893
Net Income
                                                    ================     ================

                                                           $ (0.050)       $     0.040
Basic and Diluted Earnings Per Share
                                                    ================     ================


See accompanying summary of accounting policies and notes to financial statements.

NEW WAVE WINDMILLS, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the years ended December 31, 2003 and 2002



                                             (Memo)                        New Wave Windmills, Inc.
                                          --------------     -----------------------------------------------------
                                             Global                                                    Total
                                            Retained            Common            Retained         Stockholders'
                                            Earnings             Stock            Earnings            Equity
                                          --------------     --------------    ---------------    ----------------





Balance at January 1, 2002                 $ (482,999)        $      -         $       -            $     -


       Net income                             184,893                -                 -                  -
                                          --------------     --------------    ---------------    ----------------


Balance at December 31, 2002                 (298,106)               -                 -                  -


       Acquisition of Global                        -          550,000                 -            550,000

       Sale of Common Stock                         -          149,785                 -            149,785
       Net income from January 1, 2003

             through September 30, 2003       123,430                -                 -                  -
       Net loss from October 1, 2003

             through December 31, 2003              -                -          (152,142)          (152,142)
                                          ==============     --------------    ---------------    ----------------


Balance at December 31, 2003                                 $ 699,785        $ (152,142)         $  547,643
                                                             ==============    ===============    ================

NEW WAVE WINDMILLS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE A - NATURE OF OPERATIONS

New Wave Windmills, Inc. (Company) was incorporated under the laws of the Province of Ontario, Canada on September 19, 2002 and became a wholly-owned subsidiary of First Canadian American Holding Corporation ("First Canadian"). On June 30, 2003, the Company was spun-off from First Canadian and its shares were distributed to the shareholders of First Canadian.

On October 1, 2003, the Company acquired all of the issued and outstanding shares of Global Airline Services, Inc. (Global) in exchange for 14,000,000 shares of the Company's common stock. In anticipation of this acquisition, the Company's shareholders voted to approve a change in the Company's name to Air Charter Express, Inc. and a change in the Company's domicile from the Province of Ontario to the State of Nevada. The implementation of this resolution is awaiting final approval from the Ontario Ministry of Consumer and Business Services, which is currently processing the request. The Ministry is obligated to insure that Ontario residents are not adversely affected by such a re-domiciling. Upon final approval by the Ministry the Company will re-domicile to Nevada and change its name to Air Charter Express, Inc.

Global was incorporated under the laws of the State of Delaware on December 19, 1996. Global Airline Services, Inc. is an aircraft leasing and brokerage company that specializes in providing reliable and quality air charter services for its clients. Its principal bas of operations is in Ft. Lauderdale, Florida. Global's principal business is providing charter aviation brokerage services principally in the college athletic charter market. In addition, Global operates ethnic travel flights to the Dominican Republic, Puerto Rico and Trinidad. Global plans on expanding its ethnic services to Haiti, Guatemala, Venezuela, and Guyana in the near term.

The purpose of the acquisition was to enable Global to have access to capital markets.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of New Wave Windmills, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.



Recognition of Income Deposits for any travel arrangements received by the Company for any contracted tour are recorded as deferred revenue when received. Deposits are recognized as income along with the remaining contract proceeds when the flight occurs. When the company signs a contract for a tour, the Company must contract with an air carrier for the use of an airplane on that specific date. The deposits with the air carrier are also non-refundable, therefore, in accordance with the terms of the tour contract, all deposits are non-refundable. Deposits with the air carriers are recorded as a deferred expense until such time as the flight occurs.



Use of Estimates The process of preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets, liabilities, revenue and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.



Cash and Cash Equivalents The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2003 and 2002.

The Company maintains its cash in bank demand accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.





NEW WAVE WINDMILLS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Basis of Presentation and Consolidation The consolidated financial statements include the accounts of New Wave Windmills, Inc. (the

Company) and Global Airline Services, Inc., its wholly owned subsidiary, after the elimination of all material intercompany transactions and balances.

Equipment and Depreciation The Company records its equipment at cost and uses the straight-line method of computing depreciation based upon estimated useful lives ranging from five to seven years. The Company uses the same depreciation methods and rates for both tax and financial reporting purposes.

Income Taxes The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred income taxes have been determined using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. This method also allows for the recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes, but will be deductible in future periods for income tax purposes. The temporary differences in these financial statements relate primarily to net operating loss carryforwards. A valuation allowance is provided for deferred tax assets if it is uncertain as to the future realization of these benefits.


Advertising Costs Advertising costs are charged to operations when incurred and totaled $1,042 and $2,726 for the periods ending December 31, 2003 and 2002, respectively.


NOTE C - BUSINESS COMBINATION

The Company was incorporated under the laws of the Province of Ontario, Canada on September 19, 2002 and became a wholly-owned subsidiary of First Canadian American Holding Corporation ("First Canadian"). On June 30, 2003, the Company was spun-off from First Canadian and its shares were distributed to the shareholders of First Canadian.

In anticipation of this acquisition, the Company's shareholders voted to approve a change in the Company's name to Air Charter Express, Inc. and a change in the Company's domicile from the Province of Ontario to the State of Nevada. The implementation of this resolution is awaiting final approval from the Ontario Ministry of Consumer and Business Services, which is currently processing the request. The Ministry is obligated to insure that Ontario residents are not adversely affected by such a re-domiciling. Upon final approval by the Ministry the Company will re-domicile to Nevada and change its name to Air Charter Express, Inc. Prior to the acquisition, the Company represented that it had no assets, liabilities, equity or transactions.

On October 1, 2003, the Company acquired all of the issued and outstanding common stock of Global Airlines Services, Inc. in exchange for 14 million shares of the Company's common stock. The shareholders of Global will own approximately 70% of the outstanding and issued shares of the Company, a reverse acquisition. The acquisition is accounted for in accordance with Statement of Financial Accounting Standards No. 141 under the purchase method. The purpose of the acquisition was to enable Global to have access to capital markets.

Management based its fair value of the shares issued to the Global shareholders upon the purchase price an independent stockholder of the Company paid to acquire shares issued from other stockholders of the Company prior to the acquisition date. In addition, management also estimated the fair value of Global and added to that the estimated cost of an initial public offering as a sanity test to assist in their determination of the estimated fair value of the asset acquired. Management of the Company determined that the assets and liabilities of Global at the date of acquisition were at their estimated fair values, therefore, goodwill in the amount of $623,000 is recognized.


NEW WAVE WINDMILLS, INC.

NOTES TO FINANCIAL STATEMENTS


                         NOTE C - BUSINESS COMBINATION

Goodwill will not be amortized for financial statements purposes but will be tested for impairment annually in accordance with Statement of Financial Accounting Standards No. 142. Annual amortization of goodwill for income tax purposes is over fifteen years using the straight-line method or $41,545 ($3,462 monthly).

A condensed balance sheet reflecting the amount assigned to each major asset and liability of the acquired entity at the acquisition date is as follows:

Condensed Consolidated Balance Sheet at October 1, 2003

                                                Global
                                   New Wave     Airline         Consolidated
                             Windmills, Inc.   Services, Inc.
                              (unaudited)      (unaudited)       (unaudited)
                            ----------------   --------------    ------------
Cash                            $        -      $ 233,720       $ 233,720
Other Assets                             -         76,954          76,954
Property & equipment-net                 -          1,346           1,346
Investment in Global               550,000              -               -
Goodwill                                 -              -         651,299
                                 ----------     ----------      -----------
        Total Assets            $  550,000      $ 312,020       $ 963,319

Current payables                $        -      $ 104,051       $ 104,051
Stockholder loans payable                -        201,959         201,959
Notes and loans payable                  -        248,986         248,986
                                 ----------     ----------      -----------
        Total liabilities                -        554,996         554,996

Stockholders' Equity (deficit )    550,000       (242,976)        408,323

        Total liabilities and
        stockholders' equity    $  550,000     $  312,020      $  963,319

Condensed Consolidated statements
of income

Revenue                          $       -      $   2,443      $    2,443
Cost of sales                            -          1,979           1,979
                                 ----------     ----------      -----------
Gross profit                             -            464             464

General and administrative, and
income taxes                             -            341             341

Net income                       $       -      $     123      $      123
                                 ===========    ==========      ===========
Basic and diluted earnings
per share                                                      $    0.024
                                                                ===========
NEW WAVE WINDMILLS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE D - ACCOUNTS RECEIVABLES, ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable at December 31, 2003 consisted of fuel surcharges for flights that took place and were billed in 2003 but received in 2004 in the amount of $12,348.

Federal law requires that all deposits paid by passengers of charter flights for junkets put together by a travel agency be paid directly to the airline as a deposit to reserve the airplane. Subsequent to the flights, management of the Company negotiates with the airline for its share of the proceeds. The Company negotiated and received $75,000 in 2004 for various flights that took place in 2003.

Management has determined that all the accounts receivable are collectable and has not established an allowance for doubtful accounts. There were no bad debts in 2003.

NOTE E - LOAN RECEIVABLE, ALLOWANCE FOR CREDIT LOSSES

In 2001,the Company loaned $226,600 to a related company that is also owned 100% by a stockholder of Global Airline. In 2001, Global received $33,000 in fees belonging to the related company and applied the fees to the outstanding loan balance. There was no written loan agreement and interest was not imputed on the outstanding balance. Management established an allowance for credit losses in 2001 for monies loaned to a related corporation owned 100% by a stockholder of Global Airlines. The related company went out of business and filed its final income tax returns as of December 31, 2002. The Company wrote off the loan receivable against the allowance for credit losses at December 31, 2002. See note L.



NOTE F- EQUIPMENT


Depreciation of furniture and equipment is provided using the straight-line method over their estimated useful life from 5 to 7 years.

At December 31, 2003 and 2002, major classes of property and equipment are as follows:

                          2003            Estimated
                          and              Useful
                          2002              Lives
                     ---------------    --------------
                     ---------------    --------------
Equipment                  $  5,417        5 Years
Furniture                       604        7 Years
                     ---------------
                     ---------------
                           $  6,021
                     ===============

In accordance with Financial Accounting Standards Board Statements of Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is in effect for financial statements issued for fiscal years beginning after December 15, 2001, management has determined that its long-lived assets to be held and used are not impaired at December 31, 2003. Depreciation expense included in the cost of revenues for the periods ended December 31, 2003 and 2002 is $1,064 and $1,563 respectively.

NOTE G - DEPOSIT

The Company deposited $174,785 with Sunworld Airline and various ground handlers to serve as a deposit dedicating an aircraft and related services for the Companys exclusive use of an airplane to transport vacationers to various destinations to Mississippi River casinos.


NOTE H- INCOME TAXES

At December 31, 2003, the Company has a federal income tax liability payable from 1998 remaining in the amount of $12,860. The Company had made monthly installments of $2,000 to reduce the original outstanding balance.

NOTES TO FINANCIAL STATEMENTS

The Company had a net operating loss (NOL) for federal income tax purposes in 2001 of $299,000. The Company carried $130,440 of the NOL back to 1997 and 1998 to recover $31, 551 in income taxes paid plus accrued interest. In 2003, the Company was notified by the IRS that they had applied a portion of the recoverable income taxes to fully satisfy all prior years income tax liabilities. Additionally, the IRS notified the Company it will research its records for any other tax that may be due, including those relating to airport operations, before it refunds the remaining taxes.

The Company has the following federal income tax NOL loss carryovers into 2004 to be utilized against future years income. The NOL's expire as follows:

   NOL Carryover         Expiring
---------------------   -----------
---------------------   -----------

         $    89,926          2019
             169,030          2021
               1,171          2022
              16,318          2023
---------------------
---------------------

         $   276,445
=====================
=====================

The Company had a deferred tax asset at December 31, 2002 in the amount of $76,700 which was the result of the NOL carryover to 2003 in the amount of $260,127. The NOL carryover from 2001 was utilized in December 2002 to reduce the net taxable income. Current income taxes at December 31, 2002 were computed using actual income tax rates.



NOTE I- NOTES AND LOANS PAYABLE

The company was indebted to the following creditors at December 31, 2003 and 2002:

                                                                                      2003              2002
                                                                                  -------------    ---------------
                                                                                  -------------    ---------------

Management agreed to acquire certain "option shares" that allowed the holder to receive a 10% equity interest in the Company at no cost. The terms of the agreement called for monthly payments of $1,250. A misunderstanding arose as to the length of the buyout and, by mutual agreement, was renegotiated in July 2002 for three installments of $12,000, $10,000 and $7,500 payable on August 15,
2002, 2003 and 2004 respectively. Interest on the renegotiated note was imputed at 9%. Accrued interest payable included in the outstanding balance at December
31, 2003 and 2002 is $0 and $527 respectively. The note was paid in full in
March 2004.
                                                                                       $ 9,420      $ 15,487

The Company converted an accounts payable to a loan payable in June 1999. There is no written loan agreement. Interest is imputed at 5%. Payments of principal and interest are paid based upon the available cash flows of the Company.
Accrued interest payable included in the balance at December 31, 2003 and 2002 is $4,627 and $0 respectively.
                                                                                       233,319      229,783

The Company settled the lawsuit, see Note P, on January 23, 2004 for the amount of $35,000. An installment of $5,000 is payable on February 23, 2004, $12,500 payable on March 23, 2004 and the final payment of $17,500 is payable on May 3,
2004. The Stipulation of Settlement is silent as to interest. The settlement amount was paid in full in 2004.
                                                                                        35,000             -

A 12% noncollateralized note payable due on March 31, 2004.  The loan was
paid in full in accordance with the terms of the note.                                  50,000             -
                                                                                  -------------    ----------

NEW WAVE WINDMILLS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE I- NOTES AND LOANS PAYABLE (continued)


                          Total Notes and Loans Payable                                327,239       245,270

                           Less Current Portions of Notes and Loans Payable            327,239       238,389
                                                                                  -------------    ----------

                            Notes Payable Net of Current Portion                        $    -      $  6,881
                                                                                  =============    ==========

NOTE J- LOANS PAYABLE STOCKHOLDERS

                                                                                      2003              2002
                                                                                  -------------    ---------------
                                                                                  -------------    ---------------

The loan payable stockholder was non-collateralized and due on demand. There was no written loan agreement. Interest was accrued monthly and imputed at the rate of 5.5%. Accrued interest payable included in the balance at December 31, 2002 was $2,608. The stockholder of Global converted the debt to equity on September
30, 2003 in the amount of $166,571.





                                                                                             -           $141,262

A second stockholder loaned funds to the Company. The loan payable to stockholder is non-collateralized and due on demand. There is no written loan agreement. Interest is accrued monthly and imputed at the rate of 6.9%. Accrued interest payable included in the outstanding balance at December 31, 2003 and 2002 is $0 and $17 respectively.





                                                                                        53,059              2,831
                                                                                  -------------    ---------------
                                                                                  -------------    ---------------

                                                                  Total               $ 53,059          $ 144,093
Payable Stockholder
                                                                                  =============    ===============



NOTE K- OPERATING LEASE

The Company leases its office space, which is located at the personal residence of the majority stockholder of the Company, on a month to month basis at $3,500 per month. No written lease agreement exists between the Company and stockholder. Office rent expense for the periods ended December 31, 2003 and 2002 are $42,786 and $45,332, respectively.


NOTE L- PAID IN CAPITAL, TREASURY STOCK

In 1999, Global purchased outstanding "option shares" that allowed the option holders to acquire 20% of the issued and outstanding shares of Global for $100. The detachable "option shares" were a part of a Convertible Debenture and Option Agreement dated March 17, 1997. The convertible debenture was issued in 1997 and paid in full in 1999. The detachable options were valued at $10,000, their estimated fair market value, at the date of issuance and recorded as paid in capital.

The holders of the options provided written notice to Global in 1999 of their intent to exercise the options. Global purchased the outstanding options in 1999 for $78,400 prior to the issuance of any of Globals Global recorded the acquisition of the options as treasury stock (reduction of paid-in-capital).

NOTE M- GAIN FROM RESTRUCTURING DEBT


The gain from the restructuring of the debt in July 2002 was recognized as forgiveness of debt income in the Statement of Income. See Note I.


NOTE N-EFFECT OF INFLATION

Inflation has not had a material impact on the Company's financial results.

NEW WAVE WINDMILLS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE O- RELATED PARTY TRANSACTIONS

The Company leases its office space, which is located at the personal residence of the majority stockholder, on a month to month basis for approximately $3,500 per month. The lease payments equal the monthly rent for the entire house. In addition, the monthly utilities for the house are also paid by the Company. Total rental and utility expenses paid by the Company in 2003 and 2002 are $51,215 and $50,881.



In 2001, Global loaned $226,600 to a related company that is also owned 100% by a stockholder of Global Airline. In 2001, Global received $33,000 in fees belonging to the related company and applied the fees to the outstanding loan balance. There was no written loan agreement and interest was not imputed on the outstanding balance. The related company went out of business and transferred its remaining equipment, net of accumulated depreciation of $411, to Global reducing the loan payable by $810. The loan receivable was written off at December 31, 2002. Global utilized the related company's airplane through approximately June 2002 and charged $429,700 to cost of revenue for the maintenance and operations of the airplane during that period. See Note E.


The Company paid the majority stockholder of the Company $152,417 and $89,800 in 2003 and 2002, as a partial reduction of the outstanding loan payable to stockholder. Of these two amounts, $9,105 and $7,693, respectively, were charged to interest expense and the remaining $143,312 and $82,207, respectively, reduced principal. Interest on the loan was imputed 5.5%. See Note J.

The Company repaid a minority shareholder $38,403 and $65,500 in 2003 and 2002 for funds loaned to the Company by the shareholder. Of the $38,403 and $65,500, $2,218 and $2,334 was applied to interest expense and the remaining $36,185 and $63,166 reduced principal. The shareholder loaned the Company and additional $89,261 in 2003. The Company repaid the minority stockholder $34,312 in 2003 of which $1,413 was charged to interest expense. Interest on the loan was imputed at 6.9%. See Note J.


The Company pays the annual premiums of approximately $19,000 for a $3 million term life insurance policy on the life of the majority stockholder, the beneficiary of which is other than the Company.


NOTE P - EARNINGS PER SHARE

Basic and diluted earnings per share at December 31, 2003 and 2002 are computed as follows:

          Dates                   Shares         Fractions          Weighted
       Outstanding              Outstanding      Of Period       Average Shares
---------------------------    --------------   ------------    ----------------
---------------------------    --------------   ------------    ----------------
01/01/2002-12/31/2002              5,153,930         1                 5,153,930
                                                                ================
                                                                ================

01/01/2003-09/30/2003              5,153,930       72/78               4,757,474
10/01/2003-12/31/2003             19,984,000       6/78                1,537,231
                                                                ----------------
                                                                ----------------
                     Weighted Average Shares                           6,294,705
                                                                ================

The equation for computing basic and diluted earnings per share is:

                     Income Available to Common Stockholders
                             Weighted-Average Shares

NOTE Q- CONTINGENCIES

In approximately the year 2000, a tour company filed suit for a claim of loss in a Texas court against Global. The company obtained a judgment against Global in Tarrant County, Texas for approximately $190,000. The tour company subsequently filed two motions in Florida in an attempt to domesticate their judgment for purposes of execution. Both motions were denied by Florida judges. The Company was not aware of any legal action against it until it was notified by the Florida Courts of the attempt to domesticate the judgment. An action was filed by the Company to contest the validity of the judgment pursuant to Florida Statute 55.509. No Further action has been taken by the Company.


NEW WAVE WINDMILLS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE Q- CONTINGENCIES (continued)


This suit was brought by a bankruptcy trustee in 2000 for flights operating by Skytrek on behalf of Global in 1999. Skytrek is in a Chapter 7 liquidation. The matter was moved from the court to mediation. The matter was settled in January 2004 for $35,000. See Note I.


Champion Tours is an Orlando-based tour company that contracted with American Tours and Charters in Tampa, Florida for two trips from Dallas to Orlando in March 2003. The Company had a contract with American tours to provide the aircraft. There was a dispute between Champion and American and Global was not paid in full. Champion has sued American Tours, and the Company was joined for a refund of the $27,000 deposit. The attorneys for the plaintiff and defendants have executed a joint stipulation of dismissal of all claims in January 2004. All parties are to bear their own attorney fees and costs.


NOTE R- RECENT ACCOUNTING PRONOUCEMENTS

The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133", as amended by SFAS No. 138). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge criteria are met. The Company adopted SFAS No. 133 in its fiscal year beginning January 1, 2001. The adoption of SFAS No. 133 had no impact on the operating results and financial position, since the Company currently does not invest in derivative instruments or engage in hedging activities.

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore, assets will be increased; an depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.


The FASB also issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment of the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long- lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized. The Company adapted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 has no impact on the company's operating results of financial position.

Item 8.  Changes in and Disagreements with Accountants

There has been no auditor for New Wave Windmills Corp. The financial information of New Wave Windmills Corp. has been audited now by the auditors of Global Airline Services, Inc. Weiseneck, Andres & Co, P.A. During our two most recent fiscal years and any subsequent interim period, there have been no disagreements with Weiseneck, Andres & Company P.A. on any matters of accounting principal or practices, financial statements disclosures or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Weiseneck, Andres & Company P.A. would have caused Weiseneck, Andres & Company P.A. to make reference to the subject matter of the disagreement(s) in connection with its report.

Item 8A.  Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"). Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.
     .

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

The executive officers and directors of the company as of January 30, 2004 are as follows:

        Name           Age                Position
        ----           ---                --------
Harold J. Pareti        55      President, Chief Executive Officer & Director
Sharon L. Thompson      53      Secretary / Treasurer, Chief Financial Officer
Deepak Kashyap          34      Director

         The term of office of each director is one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.


Item 10. Executive Compensation

The following table sets forth information concerning cash and non-cash compensation paid or accrued for service in all capacities to the Company during the year ended December 31, 2002 of each person who served as the Company's Chief Executive Officer during calendar year 2002. No other executive officers totaled annual salary and bonus exceeded $100,000 during the calendar year ended December 31, 2002 or for any of the two previous years.

                                                                                        Long-term
      Name & Principal          Annual Compensation                 Other             Compensation
          Position        Year       Salary        Bonus       (Auto Allowance)       Stock Options
          --------        ----       ------        -----       ----------------       -------------

      Harold J. Pareti    2002     $300,000          -                -                     -
                          2001     $250,000          -                -                     -
                          2000     $250,000          -                -                     -


Our outside director, Mr. Kashyap is compensated $1,000 plus expenses for each Board of Directort meeting he attends.

Board Committees

We do not presently maintain an audit committee or any other committee of our board of directors. Because we do not presently maintain an audit committee, we have no audit committee financial expert.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Following the acquisition of Global Airlines Services, Inc. the company has 20,000,000 shares issued and outstanding. The following table sets out as of March 15, 2004, the beneficial ownership of shares of the Company's common stock of each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's common stock and all officers and directors of the company. The company has only one class of stock outstanding and all shareholders have equal per share voting rights.

                   Name and           Amount and
                   Address of         Nature of
                   Beneficial         Beneficial
Title of Class     Owner (1)          Owner          Percent of Class
---------------   -----------------   -------------  ----------------

Common Stock    Harold J. Pareti            12,600,000      63.0%
                121 South Gordon Rd.
                Ft. Lauderdale, FL 33301



Common Stock    Sharon L. Thompson             700,000       3.5%
                121 South Gordon Rd.
                Ft. Lauderdale, FL 33301

(1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person.

Harold J. Pareti is President and Director; Sharon L. Thompson is Secretary, Treasurer, Chief Financial Officer and Director; and Deepak Kashyap is Director of the company. As a group, they beneficially own 14,000,000 shares of common stock, which represents 66.5% of the issued and outstanding common stock of the Company.


Item 12.  Certain Relationships and Related Transactions

Except as disclosed below, none of our officers, directors or substantial shareholders has any interests in any material transaction undertaken by the Company during the past two years. Nor are there any current relationships between the parties. However, Harold J. Pareti and Sharon L. Thompson are engaged to be married.

The property which is being leased to the Company also serves as the residence of our president and secretary /treasurer.

Loans Payable to Stockholders.

We have a loan payable to our stockholder, Harold J. Pareti. The loan is non-collateralized and due on demand. There is no written loan agreement in place. Interest is accrued monthly and imputed at the rate of 5.5%. Accrued interest payable included in the balance of $169,817 at September 30, 2003, is $775. As of October 1, 2003, this loan was converted into capital.

We have an additional loan payable to Mr. Pareti. The loan is non-collateralized and due on demand. There is no written loan agreement in place. Interest is accrued monthly and imputed at the rate of 6.9%. All interest has been paid through September 30, 2003, and as of this date the loan balance was $32,142. As of October 1, 2003, this loan was converted into capital.

Other Related Party Transactions.

We lease our office space, located inside the home of Mr. Pareti, our majority shareholder. No written lease agreement is in place. Office rent for the nine-month period ending September 30, 2003 and 2002 was $32,030 and $34,296, respectively.

In 2001, we loaned $226,600 to a related company that is also owned 100% by a stockholder of Global. In 2001, Global received $33,000 in fees belonging to the related company and applied the fees to the outstanding loan balance. There was no written loan agreement in place, and interest was not imputed to the outstanding balance. The related company also transferred its remaining equipment, net of accumulated depreciation of $411, to Global reducing the loan payable to by $810. The loan receivable was written off at December 31, 2002. We utilized the related company's airplane through approximately June 2002 and charged $429,700 to cost of revenue for the maintenance and operations of the airplane during that period. There was no written agreement between the companies.

We paid our majority shockholder $23,604 and $89,800 through September 30, 2003 and 2002, respectively, as a partial reduction of the outstanding loan payable to stockholder. Of these two amounts, $8,575 and $7,693, respectively, were charged to interest expense and the remaining $15, 029 and $82,107, respectively reduced principal. Interest on the loan was imputed at 5.5%.

We repaid a minority shareholder $65,500 in 2002 for funds loaned to us by the shareholder in 2001 and 2002. Of the $65,500, $2,334 was applied to interest expense and the remaining $63,166 reduced principal. The shareholder loaned us an additional $62,225 through September 30, 2003. We repaid the minority shareholder $34,312 in 2003, of which amount $1,413 was charged to interest expense. Interest on the loan was imputed at 6.9%.

                                     PART IV

Item 13.  Exhibits And Reports On Form 8-K

(a)      Exhibits
         None

(b)      Reports on Form 8-K
         None

Item 14.  Principal Accountants Fees and Services


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    NEW WAVE WINDMILLS, INC.

                                    By: /s/ Harold J. Pareti
                                        -----------------------------------
Dated: April 14, 2004              Harold J. Pareti
                                    Chief Executive Officer

Dated: April 14, 2004              By:/s/ Sharon Thompson
                                       ------------------------------------
                                    Sharon Thompson
                                    Chief Financial Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                       Title                               Date


/s/ Harold J. Pareti
-------------------------
Harold J. Pareti            Chairman of the Board and President         April 14, 2004


/s/ Sharon L. Thompson      Secretary, Treasurer (Principal             April 14, 2004
-------------------------
Sharon L. Thompson          Accounting Officer)

/s/ Deepak Kashyap          Director                                    April 14, 2004
-------------------------
Deepak Kashyap

                                 CERTIFICATIONS

I, Harold J. Pareti, certify that:

1. I have reviewed this annual report on Form 10-KSB of New Wave Windmills, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaini
4. ng disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: April 14, 2004

By:/s/ Harold J. Pareti
   ---------------------
Harold J. Pareti
Chief Executive Officer

I, Sharon L. Thompson, certify that:


1. I have reviewed this annual report on Form 10-KSB of New Wave Windmills, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2004

By: /s/ Sharon L. Thompson
   ------------------------
Sharon L. Thompson
Chief Financial Officer

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
               TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, Harold J. Pareti, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of New Wave Windmills, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of New Wave Windmills, Inc.



By: /s/ Harold J. Pareti

----------------------------

Name: Harold J. Pareti

Title: Chief Executive Officer

April 14, 2004

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------

I, Sharon L. Thompson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of New Wave Windmills, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of New Wave Windmills, Inc.



By: /s/ Sharon L. Thompson

----------------------------

Name: Sharon L. Thompson

Title: Chief Financial Officer

April 14, 2004